Form 10-K
period 2005-12-31
STRATS SM TRUST FOR DAIMLERCHRYSLER NA HOLDING SECURITIES SERIES 2004-10
filed 2006-03-31
CIK 1299847

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

      For the fiscal year ended December 31, 2005

                                      or

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

               Commission File Numbers: 333-111858-05, 001-32281

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

  STRATS(SM) Trust For DaimlerChrysler NA Holding Securities, Series 2004-10
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                               52-2316339
-------------------------------------------------------------------------------
      (State or other jurisdiction of          (I.R.S. Employer Identification
               incorporation                                No.)
              or organization)


301 South College, Charlotte, North Carolina                28288
-------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Name of exchange on which registered
-------------------                         -----------------------------------

STRATS(SM) Certificates, Series 2004-10     New York Stock Exchange ("NYSE")

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]  No [X]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ] Accelerated filer [ ] Non- accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [X]

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


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part IV of this Annual Report: The distribution reports to security holders filed on Form 8-K during the fiscal year, in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(a) hereto.

                               Introductory Note

Synthetic Fixed-Income Securities, Inc. (the "Depositor") is the Depositor in respect of the STRATS(SM) Trust For DaimlerChrysler NA Holding Securities, Series 2004-10 (the "Trust"), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 26, 2003, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by the STRATS(SM) Certificates Series Supplement 2004-10 (the "Series Supplement") dated as of August 6, 2004 in respect of the Trust. The Trust's assets consist solely of notes issued by DaimlerChrysler North America Holding Corporation. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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


                                    PART I

Item 1. Business.
----------------

        Not Applicable

Item 1A. Risk Factors.
---------------------

        Not Applicable

Item 1B. Unresolved Staff Comments.
----------------------------------

        Not Applicable

Item 2. Properties.
------------------

        Not Applicable

Item 3. Legal Proceedings.
-------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

        None


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
-------------------------------------

        The Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
-------------------------------

        Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations.
---------------------

        Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

        Not Applicable

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

        Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

        None

Item 9A.  Controls and Procedures.
---------------------------------

        Not Applicable

Item 9B. Other Information.
--------------------------

        None


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

        Not Applicable

Item 11. Executive Compensation.
-------------------------------

        Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stock Matters.
---------------------

        Not Applicable

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

        None

Item 14. Principal Accounting Fees and Services.
-----------------------------------------------

        Not Applicable


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
------------------------------------------------

      (a) The following documents have been filed as part of this report.

            1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For DaimlerChrysler NA Holding Securities, Series 2004-10 to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

-------------------------------------------------------------------------------
                Trust Description                   Distribution     Filed on
                                                        Date
-------------------------------------------------------------------------------
STRATS(SM) Trust For DaimlerChrysler NA Holding      01-15-2005     01-20-2005
Securities, Series 2004-10                           02-15-2005     02-23-2005
                                                     03-15-2005     03-29-2005
                                                     04-15-2005     04-25-2005
                                                     05-15-2005     05-25-2005
                                                     06-15-2005     06-29-2005
                                                     07-15-2005     07-26-2005
                                                     08-15-2005     08-23-2005
                                                     09-15-2005     09-19-2005
                                                     10-15-2005     10-24-2005
                                                     11-15-2005     11-23-2005
                                                     12-15-2005     12-21-2005
-------------------------------------------------------------------------------

            2. None

            3. Exhibits:

                  31.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.2 - Report of Aston Bell, CPA.

                  99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

      (b)   See Item 15(a) above.

      (c)   Not Applicable.

                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                       By:   /s/ Jimmy Whang
                                             ---------------------------
                                       Name: Jimmy Whang
                                       Title: Director


Dated:  March 30, 2006

                                EXHIBIT INDEX


---------------- ------------------------------------------ -------------
   Reference                                                  Exhibit
  Number per                                                 Number in
  Item 601 of                                                   this
 Regulation SK            Description of Exhibits            Form 10-K
---------------- ------------------------------------------ -------------
    (31.1)       Certification by Director of the               31.1
                 Registrant pursuant to 15 U.S.C.
                 Section 7241, as adopted pursuant to
                 Section 302 of the Sarbanes-Oxley Act of
                 2002.
---------------- ------------------------------------------ -------------
                 Annual Compliance Report by Trustee
                 pursuant to 15 U.S.C. Section 7241, as
    (99.1)       adopted pursuant to Section 302 of the         99.1
                 Sarbanes-Oxley Act of 2002.
---------------- ------------------------------------------ -------------
    (99.2)       Report of Aston Bell, CPA.                     99.2
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
                 Commission on January 20, 2005, as
    (99.3)       further described in Item 15(a)(1)             99.3
                 above, is incorporated herein by
                 reference.
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
                 Commission on February 23, 2005, as
    (99.4)       further described in Item 15(a)(1)             99.4
                 above, is incorporated herein by
                 reference.
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
    (99.5)       Commission on March 29, 2005, as further       99.5
                 described in Item 15(a)(1) above, is
                 incorporated herein by reference.
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
    (99.6)       Commission on April 25, 2005, as further       99.6
                 described in Item 15(a)(1) above, is
                 incorporated herein by reference.
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
    (99.7)       Commission on May 25, 2005, as further         99.7
                 described in Item 15(a)(1) above, is
                 incorporated herein by reference.
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
    (99.8)       Commission on June 29, 2005, as further        99.8
                 described in Item 15(a)(1) above, is
                 incorporated herein by reference.
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
    (99.9)       Commission on July 26, 2005, as further        99.9
                 described in Item 15(a)(1) above, is
                 incorporated herein by reference.
---------------- ------------------------------------------ -------------
    (99.10)      Registrant's Current Report on Form 8-K      (99.10)
                 filed
---------------- ------------------------------------------ -------------

---------------- ------------------------------------------ -------------
                 with the Securities and Exchange
                 Commission on August 23, 2005, as
                 further described in Item 15(a)(1)
                 above, is incorporated herein by
                 reference.
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
                 Commission on September 19, 2005, as
    (99.11)      further described in Item 15(a)(1)            99.11
                 above, is incorporated herein by
                 reference.
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
                 Commission on October 24, 2005, as
    (99.12)      further described in Item 15(a)(1)            99.12
                 above, is incorporated herein by
                 reference.
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
                 Commission on November 23, 2005, as
    (99.13)      further described in Item 15(a)(1)            99.13
                 above, is incorporated herein by
                 reference.
---------------- ------------------------------------------ -------------
                 Registrant's Current Report on Form 8-K
                 filed with the Securities and Exchange
                 Commission on December 21, 2005, as
    (99.14)      further described in Item 15(a)(1)            99.14
                 above, is incorporated herein by
                 reference.
---------------- ------------------------------------------ -------------