Form 10-K
period 2006-12-31
STRATS SM TRUST FOR DAIMLERCHRYSLER NA HOLDING SECURITIES SERIES 2004-10
filed 2007-03-30
CIK 1299847

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

      For the fiscal year ended December 31, 2006

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

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                          Name of Registered exchange on which registered
-------------------                          -----------------------------------------------
STRATS(SM) Certificates, Series 2004-10      New York Stock Exchange ("NYSE")

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [_] No [X]

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [_] Accelerated filer [_] Non- accelerated filer [X]

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

            1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For DaimlerChrysler NA Holding Securities, Series 2004-10 to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------
                Trust Description                   Distribution     Filed on
                                                        Date
--------------------------------------------------------------------------------
STRATS(SM) Trust For DaimlerChrysler NA Holding      01-15-2006     01-25-2006
Securities, Series 2004-10                           02-15-2006     02-23-2006
                                                     03-15-2006     03-29-2006
                                                     04-15-2006     04-28-2006
                                                     05-15-2006     05-24-2006
                                                     06-15-2006     06-20-2006
                                                     07-15-2006     07-21-2006
                                                     08-15-2006     08-21-2006
                                                     09-15-2006     09-28-2006
                                                     10-15-2006     10-23-2006
                                                     11-15-2006     11-20-2006
                                                     12-15-2006     12-22-2006
--------------------------------------------------------------------------------

            2.    None

            3.    Exhibits:

                  31.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.2 - Report of Aston Bell, CPA.

                  99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust


                                       By:   /s/ Jimmy Whang
                                             ---------------------------
                                       Name: Jimmy Whang
                                       Title: Director


Dated:  March 30, 2007

                                 EXHIBIT INDEX

-------------------------------------------------------------
 Reference         Description of Exhibits         Exhibit
 Number per                                       Number in
Item 601 of                                         this
Regulation SK                                     Form 10-K
-------------------------------------------------------------
             Certification by Director of the
             Registrant pursuant to 15 U.S.C.
   (31.1)    Section 7241, as adopted pursuant      31.1
             to Section 302 of the
             Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------
             Annual Compliance Report by Trustee
             pursuant to 15 U.S.C.
   (99.1)    Section 7241, as adopted pursuant      99.1
             to Section 302 of the
             Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------
   (99.2)    Report of Aston Bell, CPA.             99.2
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on January
   (99.3)    25, 2006, as further described in      99.3
             Item 15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on
   (99.4)    February 23, 2006, as further          99.4
             described in Item 15(a)(1) above,
             is incorporated herein by
             reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on March
   (99.5)    29, 2006, as further described in      99.5
             Item 15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on April
   (99.6)    28, 2006, as further described in      99.6
             Item 15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------
             Registrant's Current Report on Form
             8-K filed with the Securities
             and Exchange Commission on May 24,
   (99.7)    2006, as further described in Item     99.7
             15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on June
   (99.8)    20, 2006, as further described in      99.8
             Item 15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on July
   (99.9)    21, 2006, as further described in      99.9
             Item 15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on August
  (99.10)    21, 2006, as further described in      99.10
             Item 15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------

-------------------------------------------------------------
             with the Securities and Exchange
             Commission on August 21, 2006, as
             further described in Item 15(a)(1)
             above, is incorporated herein by
             reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on
  (99.11)    September 28, 2006, as further         99.11
             described in Item 15(a)(1) above,
             is incorporated herein by
             reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on October
  (99.12)    23, 2006, as further described in      99.12
             Item 15(a)(1) above, is incorporated
             herein by reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on
  (99.13)    November 20, 2006, as further          99.13
             described in Item 15(a)(1) above,
             is incorporated herein by
             reference.
-------------------------------------------------------------
             Registrant's Current Report on
             Form 8-K filed with the Securities
             and Exchange Commission on
  (99.14)    December 22, 2006, as further          99.14
             described in Item 15(a)(1) above,
             is incorporated herein by
             reference.
-------------------------------------------------------------