Form 10-K
period 2007-12-31
STRATS SM TRUST FOR DAIMLERCHRYSLER NA HOLDING SECURITIES SERIES 2004-10
filed 2008-03-28
CIK 1299847

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

         For the fiscal year ended December 31, 2007

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

STRATS(SM) Certificates,         New York Stock Exchange ("NYSE")
Series 2004-10

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of
"accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [_]  Accelerated filer  [_]   Non-accelerated filer  [X]

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

Daimler AG, the guarantor of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") (the issuer of the underlying securities is Daimler Finance North America LLC as successor issuer and in substitution under the underlying securities indenture for DaimlerChrysler North America Holding Corporation). For information on Daimler AG please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under its Exchange Act file number, 001-14561. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by Daimler AG may be accessed on this site. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities, the guarantor of the underlying securities or the underlying securities themselves, have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.


                                    PART I

Item 1.  Business.

          Not Applicable

Item 1A. Risk Factors.

          Not Applicable

Item 1B. Unresolved Staff Comments.

          Not Applicable

Item 2.  Properties.

          Not Applicable

Item 3.  Legal Proceedings.

          None

Item 4.  Submission of Matters to a Vote of Security Holders.

          None


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.

          Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          Not Applicable

Item 8.  Financial Statements and Supplementary Data.

          Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None

Item 9A. Controls and Procedures.

          Not Applicable

Item 9B. Other Information.

          None


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

          Not Applicable

Item 11. Executive Compensation.

          Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

          Not Applicable

Item 13. Certain Relationships and Related Transactions.

          None

Item 14. Principal Accounting Fees and Services.

          Not Applicable

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.

          (a) The following documents have been filed as part of this report.

                  1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For DaimlerChrysler NA Holding Securities, Series 2004-10 to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------
                                                   Distribution
Trust Description                                          Date        Filed on
--------------------------------------------------------------------------------
STRATS(SM) Trust For DaimlerChrysler NA Holding      01-16-2007      01-29-2007
Securities, Series 2004-10                           02-15-2007      02-23-2007
                                                     03-15-2007      03-29-2007
                                                     04-16-2007      04-20-2007
                                                     05-15-2007      05-25-2007
                                                     06-15-2007      06-21-2007
                                                     07-15-2007      07-20-2007
                                                     08-15-2007      08-23-2007
                                                     09-17-2007      09-25-2007
                                                     10-15-2007      10-19-2007
                                                     11-15-2007      11-21-2007
                                                     12-17-2007      12-28-2007
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

                         99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

                         99.2 - Report of Aston Bell, CPA.

                         99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange

                         Commission on May 25, 2007, as further described in
                         Item 15(a)(1) above, is incorporated herein by reference.

                         99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                        Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                        By: /s/ Jimmy Whang
                                            ---------------------------
                                        Name:  Jimmy Whang
                                        Title: Director





Dated:  March 28, 2008


                                 EXHIBIT INDEX

------------------- ---------------------------------------------------- ----------------
Reference
Number per                                                                       Exhibit
Item 601 of                                                               Number in this
Regulation SK       Description of Exhibits                                    Form 10-K
------------------- ---------------------------------------------------- ----------------
(31.1)              Certification by Director of the Registrant                     31.1
                    pursuant to 15 U.S.C. Section 7241, as adopted
                    pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002.
------------------- ---------------------------------------------------- ----------------
(99.1)              Annual Compliance Report by Trustee pursuant to 15              99.1
                    U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.
------------------- ---------------------------------------------------- ----------------
(99.2)              Report of Aston Bell, CPA.                                      99.2
------------------- ---------------------------------------------------- ----------------
(99.3)              Registrant's Current Report on Form 8-K filed with              99.3
                    the Securities and Exchange Commission on January
                    29, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.4)              Registrant's Current Report on Form 8-K filed with              99.4
                    the Securities and Exchange Commission on February
                    23, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.5)              Registrant's Current Report on Form 8-K filed with              99.5
                    the Securities and Exchange Commission on March
                    29, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.6)              Registrant's Current Report on Form 8-K filed with              99.6
                    the Securities and Exchange Commission on April
                    20, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.7)              Registrant's Current Report on Form 8-K filed with              99.7
                    the Securities and Exchange Commission on May 25,
                    2007, as further described in Item 15(a)(1) above,
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.8)              Registrant's Current Report on Form 8-K filed with              99.8
                    the Securities and Exchange Commission on June 21,
                    2007, as further described in Item 15(a)(1) above,
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.9)              Registrant's Current Report on Form 8-K filed with              99.9
                    the Securities and Exchange Commission on July 20,
                    2007, as further described in Item 15(a)(1) above,
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.10)             Registrant's Current Report on Form 8-K filed                  99.10
------------------- ---------------------------------------------------- ----------------




------------------- ---------------------------------------------------- ----------------
                    with the Securities and Exchange Commission on August
                    23, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.11)             Registrant's Current Report on Form 8-K filed with             99.11
                    the Securities and Exchange Commission on
                    September 25, 2007, as further described in Item
                    15(a)(1) above, is incorporated herein by
                    reference.
------------------- ---------------------------------------------------- ----------------
(99.12)             Registrant's Current Report on Form 8-K filed with             99.12
                    the Securities and Exchange Commission on October
                    19, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.13)             Registrant's Current Report on Form 8-K filed with             99.13
                    the Securities and Exchange Commission on November
                    21, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.14)             Registrant's Current Report on Form 8-K filed with             99.14
                    the Securities and Exchange Commission on December
                    28, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------